Form 10-K
period 2007-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-27
filed 2008-03-28
CIK 1267746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K





      (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2007

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                        Commission File Number: 001-31848


                               filed on behalf of:
            Corporate Backed Trust Certificates, Series 2001-27 Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                       by:
                             Lehman ABS Corporation
--------------------------------------------------------------------------------
              (Exact Name of Depositor as Specified in Its Charter)

              Delaware                                   13-3447441
----------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification No.)

      745 Seventh Avenue, New York, New York                 10019
    ------------------------------------------   -------------------------------
     (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                   Name of Each Exchange on
-------------------                                   ------------------------
                                                          Which Registered
                                                          ----------------

Corporate Backed Trust Certificates,           New York Stock Exchange ("NYSE")
Series 2001-27

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]      No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         The registrant has no voting stock or class of common stock that is held by nonaffiliates.



                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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


                                     PART I

Item 1.   Business.
          Not Applicable

Item 1A.  Risk Factors.
          Not Applicable

Item 1B.  Unresolved Staff Comments.
          Not Applicable

Item 2.   Properties.
          Not Applicable

Item 3.   Legal Proceedings.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

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

Item 6.   Selected Financial Data.
          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.   Financial Statements and Supplementary Data.
          Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
          None

Item 9A.  Controls and Procedures.
          Not Applicable

Item 9A(T).  Controls and Procedures.
          Not Applicable

Item 9B.  Other Information.
          None

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
          Not Applicable

Item 11.  Executive Compensation.
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          None

Item 14.  Principal Accountant Fees and Services.
          Not Applicable

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.

          (a)   The following documents have been filed as part of this report.

                1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

         ----------------------------------------------------------------------
                        Trust Description      Distribution Date       Filed on
         ----------------------------------------------------------------------
         Corporate Backed Trust Certificates,     04/15/2007         04/23/2007
         Series 2001-27 Trust                     10/15/2007         10/29/2007
         ----------------------------------------------------------------------


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


          (b)   See Item 15(a) above.

          (c)   Not Applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Lehman ABS Corporation, as Depositor for the
                                Trust (the "Registrant")



Dated:  March 26, 2008          By: /s/ Scott Barek
                                    ---------------------------------------
                                       Name:  Scott Barek
                                       Title: Senior Vice President

                                  EXHIBIT INDEX

 ------------------------------------------------------------------------------
    Reference
    Number per             Description of Exhibits              Exhibit Number
     Item 601 of                                              in this Form 10-K
   Regulation SK
 ------------------------------------------------------------------------------
                  Certification by Senior Vice President
    (31.1)        of the Registrant pursuant to 15 U.S.C.               31.1
                  Section 7241, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of
                  2002.
 ------------------------------------------------------------------------------
                  Annual Compliance Report by Trustee pursuant
    (31.2)        to 15 U.S.C. Section 7241, as adopted pursuant        31.2
                  to Section 302 of the Sarbanes-Oxley Act of 2002.
 ------------------------------------------------------------------------------